Form 10-K
period 2002-12-31
LEUCADIA NATIONAL CORP-ARIZONA
filed 2003-03-28
CIK 1170975

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       -----------------------------------
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ____ to ____

                       Commission file number 333-86018-01

                     LEUCADIA NATIONAL CORPORATION-ARIZONA
               -------------------------------------------------
               (Exact name of registrant as specified in charter)

               Arizona                                75-3039789
-------------------------------                    ----------------
(State or other jurisdiction of                   (I.R.S. employer
 incorporation or organization)                   identification number)


                              315 Park Avenue South
                            New York, New York 10010
                                 (212) 460-1900
        -----------------------------------------------------------------
          (Address of principal executive offices and telephone number)

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes      No   X
                                             ---      ----
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act). Yes      No  X
                                                ---    ----

     As of June 30, 2002, the registrant had no outstanding securities held by non-affiliates.

     The number of shares of the registrant's common stock outstanding as of March 24, 2003 was 1,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

     None.

================================================================================

                                     PART I

Item 1.   Business.
-------   ---------

          Leucadia National Corporation-Arizona (the "Company") is an Arizona corporation. It is a wholly owned subsidiary of Leucadia National Corporation ("Leucadia") and was formed in connection with Leucadia's proposed reorganization from New York to Bermuda. In 2002, the Company filed a registration statement on Form S-4 to register shares of its common stock, par value $1.00 per share, pursuant to the Securities Act of 1933 in connection with the proposed reorganization. No shares of the Company's common stock have been issued, other than to Leucadia. It has no operations and conducts no business.

          The Company was incorporated in 2002. Its principal executive offices are located at c/o Leucadia National Corporation, 315 Park Avenue South, New York, NY 10010, telephone (212) 460-1900.

          The Company has no employees.

Item 2.   Properties.
-------   -----------

          The Company does not own or lease any property.

Item 3.   Legal Proceedings.
-------   ------------------

          None.

Item 4.   Submission of Matters to a Vote of Security Holders.
-------   ----------------------------------------------------

          Not applicable.

                                     PART II



Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.
-------   ----------------------------------------------------------------------

          No shares of the Company's common stock are publicly held. All outstanding shares of the Company's common stock are owned by Leucadia.

          The Company has not paid dividends on its common stock to date and does not anticipate doing so in the future.

          In April 2002, the Company issued 1,000 shares of its common stock to Leucadia in a private placement. The private placement was exempt from registration under Section 4(2) of the Securities Act of 1933 as a transaction not involving a public offering.

Item 6.   Selected Financial Data.
-------   ------------------------

          The Company has no operations or assets.

Item 7.   Management's Discussion and Analysis of Financial Condition and
------    ----------------------------------------------------------------
          Results of Operations.
          ----------------------

          The Company was formed in connection with Leucadia's proposed reorganization from New York to Bermuda. It has no operations and conducts no business.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk.
--------  ----------------------------------------------------------

          Not applicable.

Item 8.   Financial Statements and Supplementary Data.
-------   --------------------------------------------

          Financial statements and supplementary data required by this Item 8 are set forth at the pages indicated in Item 15(a) below.

Item 9.   Changes in and Disagreements with Accountants on Accounting and
-------   ---------------------------------------------------------------
          Financial Disclosure.
          ---------------------

          Not applicable.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.
--------  ---------------------------------------------------

          Directors
          ---------

          The sole director of the Company is Joseph A. Orlando. Mr. Orlando, a certified public accountant, has served as a director of the Company, as well as the Company's Chairman, President, Vice President and Treasurer since April 2002. He has served as Chief Financial Officer of Leucadia since April 1996 and as Vice President of Leucadia since January 1994. In addition, he has served as a director of Allcity Insurance Company since October 1998. Allcity Insurance Company, a property and casualty insurer, is a subsidiary of Leucadia.

          Executive Officers
          ------------------

          Executive officers of the Company serve at the pleasure of the Board of Directors of the Company. As of March 24, 2003, the Company had only one executive officer; his name, age, position held and period served were as follows:

                                        Position with              Office
Name                      Age           the Company                Held Since
----                      ---           -----------                ----------

Joseph A. Orlando          47          Chairman of the            April 2002
                                       Board, President,
                                       Vice President and
                                       Treasurer

          The Company has no outstanding securities registered pursuant to
          Section 12 of the Act.


Item 11.  Executive Compensation.
--------  -----------------------

          The Company does not remunerate its executive officer. The executive officer of the Company is also an officer of the Company's parent, Leucadia, and does not receive additional compensation for serving as an executive officer of the Company.

          The Company does not remunerate its director. The director is also an executive officer of Leucadia and does not receive additional compensation for serving as a director of the Company.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
--------  ---------------------------------------------------------------

          Leucadia owns 1,000 shares of the Company's common stock, representing 100% of the outstanding shares of the Company's common stock.

Item 13.  Certain Relationships and Related Transactions.
--------  -----------------------------------------------

          The Company's sole director and executive officer, Joseph A. Orlando, is affiliated with Leucadia, which owns 100% of the Company's common stock. Mr. Orlando is a Vice President and the Chief Financial Officer of Leucadia.

Item 14.  Controls and Procedures.
--------  ------------------------

          (a) Based on his evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the Company's chief executive officer and chief financial officer has concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

          (b) There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
--------  -----------------------------------------------------------------

(a)(1)(2) Financial Statements and Schedules:

          Report of Independent Accountants..............................F-1
          Financial Statements:
                  Balance Sheet at December 31, 2002.....................F-2
                  Notes to Balance Sheet.................................F-3

      (3) Executive Compensation Plans and Arrangements.
          ----------------------------------------------

          Not applicable.

(b)       Reports on Form 8-K.
          --------------------

          None.

(c)       Exhibits.
          --------

          3.1 Articles of Incorporation (filed as Exhibit 3.1 to the Registration Statement on Form S-4 of the Company and Leucadia (No. 333-86018 and 333-86018-01) (the "Joint S-4").*

          3.2  By-Laws (filed as Exhibit 3.2 to the Joint S-4).*

          4.1 The Company undertakes to furnish to the Securities and Exchange Commission, upon request, a copy of all instruments with respect to long-term debt not filed herewith.

          99.1 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          99.2 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.








-----------------------------------------
* Incorporated by reference

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                 LEUCADIA NATIONAL CORPORATION-ARIZONA
          March 28, 2003         By:  /s/ Joseph A. Orlando
                                 --------------------------
                                 Joseph A. Orlando
                                 Chairman of the Board



          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities indicated, on the date set forth above.

                  Signature                                  Date
                  ---------                                  ----

          By:  /s/ Joseph A. Orlando                     March 28, 2003
          --------------------------
          Joseph A. Orlando
          Chairman of the Board,
          President, Vice President
          and Treasurer

                                 CERTIFICATIONS
                                 --------------

I, Joseph A. Orlando, certify that:

1. I have reviewed this annual report on Form 10-K of Leucadia National Corporation-Arizona;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 28, 2003

                                          /s/  Joseph A. Orlando
                                         -----------------------
                                          Joseph A. Orlando
                                          President
                                          (Principal Executive Officer)

                                 CERTIFICATIONS
                                 --------------

I,   Joseph A. Orlando, certify that:

1. I have reviewed this annual report on Form 10-K of Leucadia National Corporation-Arizona;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 28, 2003

                                            /s/  Joseph A. Orlando
                                            ----------------------
                                            Joseph A. Orlando
                                            Treasurer
                                           (Principal Financial Officer)

                                    EXHIBIT INDEX



          3.1 Articles of Incorporation (filed as Exhibit 3.1 to the Registration Statement on Form S-4 of the Company and Leucadia (No. 333-86018 and 333-86018-01) (the "Joint S-4").*

          3.2  By-Laws (filed as Exhibit 3.2 to the Joint S-4).*

          4.1 The Company undertakes to furnish to the Securities and Exchange Commission, upon request, a copy of all instruments with respect to long-term debt not filed herewith.

          99.1 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          99.2 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.







-------------------------------------
* Incorporated by reference.

                        Report of Independent Accountants







To the Board of Directors and
Stockholders of Leucadia National Corporation - Arizona:





In our opinion, the accompanying balance sheet presents fairly, in all material respects, the financial position of Leucadia National Corporation - Arizona (the "Company") at December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. This financial statement is the responsibility of the Company's management; our responsibility is to express an opinion on this financial statement based on our audit. We conducted our audit of this statement in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet, assessing the accounting principles used and significant estimates made by management, and evaluating the overall balance sheet presentation. We believe that our audit of the balance sheet provides a reasonable basis for our opinion.



PricewaterhouseCoopers LLP
New York, New York
March 12, 2003

LEUCADIA NATIONAL CORPORATION - ARIZONA
Balance Sheet
December 31, 2002




   ASSETS                                                                                  $     0
                                                                                           =======

   LIABILITIES                                                                             $     0
                                                                                           -------
   Commitments and contingencies

   SHAREHOLDER'S EQUITY:
      Common Stock, par value $1 per share, authorized 150,000,000
        shares; 1,000 shares issued and outstanding                                          1,000
      Subscription receivable                                                               (1,000)
                                                                                           -------

      Total shareholder's equity                                                                 0
                                                                                           -------

   Total liabilities and shareholder's equity                                              $     0
                                                                                           =======











                           See Notes to Balance Sheet.

LEUCADIA NATIONAL CORPORATION - ARIZONA
Notes to Balance Sheet


1.   Nature of Operations
     --------------------

     Leucadia National Corporation - Arizona (the "Company") is an Arizona corporation, which was incorporated in 2002. It is a wholly owned subsidiary of Leucadia National Corporation ("Leucadia") and was formed in connection with Leucadia's proposed reorganization from New York to Bermuda. In 2002, the company filed a registration statement on Form S-4 to register shares of its common stock pursuant to the Securities Act of 1933 in connection with the proposed reorganization. No shares of the Company's common stock have been issued, other than to Leucadia. It has no operations and conducts no business. Accordingly, the Company has not had any operating results for the period from inception through December 31, 2002.

2. During 2002, the Company issued 1,000 shares of $1 par value common stock for $1,000. As of December 31, 2002, the Company has not received the subscription proceeds and has accordingly recorded a subscription receivable.