Form 10-Q
period 2003-03-31
LEUCADIA NATIONAL CORP-ARIZONA
filed 2003-05-05
CIK 1170975

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ____ to ____

                       Commission file number 333-86018-01

                     LEUCADIA NATIONAL CORPORATION-ARIZONA
               (Exact name of registrant as specified in charter)

               Arizona                                 75-3039789
      -----------------------------                ---------------------
     (State or other jurisdiction of               (I. R. S. employer
     incorporation or organization)               identification number)

                              315 Park Avenue South
                            New York, New York 10010
                                 (212)460-1900
          -------------------------------------------------------------
          (Address of principal executive offices and telephone number)

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
                          Yes            No   X
                             ------        -------

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                          Yes            No   X
                             ------        -------

     The number of shares of the registrant's common stock outstanding as of May 5, 2003 was 1,000.

================================================================================

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.


LEUCADIA NATIONAL CORPORATION - ARIZONA
Balance Sheets
March 31, 2003 and December 31, 2002




                                                                                      March 31,          December 31,
                                                                                         2003                2002
                                                                                       -------             -------
                                                                                    (Unaudited)


   ASSETS
   Cash                                                                                $ 1,000             $  --
                                                                                       -------             -------

       Total assets                                                                    $ 1,000             $  --
                                                                                       =======             =======

   LIABILITIES                                                                         $  --               $  --
                                                                                       -------             -------

   Commitments and contingencies

   SHAREHOLDER'S EQUITY:
       Common Stock, par value $1 per share, authorized 150,000,000
          shares; 1,000 shares issued and outstanding                                    1,000               1,000
       Subscription receivable                                                            --                (1,000)
                                                                                       -------             -------

       Total shareholder's equity                                                        1,000             $  --
                                                                                       -------             -------

       Total liabilities and shareholder's equity                                      $ 1,000             $  --
                                                                                       =======             =======










                   See notes to interim financial statements.

LEUCADIA NATIONAL CORPORATION - ARIZONA
Statement of Cash Flows
For the three month period ended March 31, 2003
(Unaudited)





           Net cash flows from financing activities:
           Reduction of subscription receivable                                       $ 1,000
                                                                                      -------

                Net cash provided by financing activities                               1,000
                                                                                      -------

           Cash at January 1,                                                               0
                                                                                      -------

           Cash at March 31,                                                          $ 1,000
                                                                                      =======












                   See notes to interim financial statements.

LEUCADIA NATIONAL CORPORATION - ARIZONA
Notes to Interim Financial Statements



1. The unaudited interim financial statements, which reflect all adjustments (consisting only of normal recurring items) that management believes necessary to present fairly results of interim operations, should be read in conjunction with the Notes to Balance Sheet included in the Company's audited financial statements for the year ended December 31, 2002, which are included in the Company's Annual Report filed on Form 10-K for such year. The consolidated balance sheet at December 31, 2002 was extracted from the audited annual financial statements and does not include all disclosures required by generally accepted accounting principles for annual financial statements. The Company has not had any operating results for the period from inception through March 31, 2003.

2. During 2002, the Company issued 1,000 shares of $1 par value common stock for $1,000. As of December 31, 2002, the Company had not received the subscription proceeds and accordingly recorded a subscription receivable. The cash proceeds were received during the first quarter of 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Interim Operations



Liquidity and Capital Resources

During 2002, the Company issued 1,000 shares of $1 par value common stock for $1,000. As of December 31, 2002, the Company had not received the subscription proceeds and accordingly recorded a subscription receivable. The cash proceeds were received during the first quarter of 2003.


Results of Operations

The  Company  was formed in  connection  with its  parent's,  Leucadia  National
Corporation, proposed reorganization from New York to Bermuda. It has no operations and conducts no business.


Item 4.  Controls and Procedures.

(a) Based on their evaluation as of a date within 90 days of the filing date of this quarterly report on Form 10-Q, the Company's chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                          PART III - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.


          a) Exhibits.
             ---------

              99.1   Certification  of Principal  Executive  Officer pursuant to
                     Section 906 of the Sarbanes-Oxley Act of 2002.

              99.2   Certification  of Principal  Financial  Officer pursuant to
                     Section 906 of the Sarbanes-Oxley Act of 2002.

          b) Reports on Form 8-K.
             --------------------

              None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        LEUCADIA NATIONAL CORPORATION - ARIZONA




         May 5, 2003                    By: /s/ Joseph A. Orlando
                                            -----------------------------------
                                            Joseph A. Orlando
                                            Chairman of the Board

                                 CERTIFICATIONS

I, Joseph A. Orlando, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Leucadia National Corporation-Arizona;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:  May 5, 2003

                                        /s/  Joseph A. Orlando
                                             -----------------
                                             Joseph A. Orlando
                                             President
                                             (Principal Executive Officer)

                                 CERTIFICATIONS

I, Joseph A. Orlando, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Leucadia National Corporation-Arizona;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:  May 5, 2003

                                        /s/  Joseph A. Orlando
                                             -----------------
                                             Joseph A. Orlando
                                             Treasurer
                                             (Principal Financial Officer)

                                  EXHIBIT INDEX




       99.1 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       99.2 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.