Form 10-Q
period 2003-06-30
LEUCADIA NATIONAL CORP-ARIZONA
filed 2003-08-13
CIK 1170975

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the quarterly period ended June 30, 2003
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the transition period from ____ to ____

                       Commission file number 333-86018-01

                     LEUCADIA NATIONAL CORPORATION-ARIZONA
               (Exact name of registrant as specified in charter)

           Arizona                                     75-3039789
 ------------------------------                 -----------------------------
(State or other jurisdiction of                 (I. R. S. employer
 incorporation or organization)                  identification number)

                              315 Park Avenue South
                            New York, New York 10010
                                 (212) 460-1900
           ----------------------------------------------------------
          (Address of principal executive offices and telephone number)

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
Yes          No    X
    -----        -----

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes          No    X
    -----        -----

     The number of shares of the registrant's common stock outstanding as of August 5, 2003 was 1,000.

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.


LEUCADIA NATIONAL CORPORATION - ARIZONA
Balance Sheets
June 30, 2003 and December 31, 2002


                                                                              June 30,          December 31,
                                                                               2003                2002
                                                                             ---------          -----------
                                                                            (Unaudited)

ASSETS
Cash                                                                          $ 1,000             $  --
                                                                              -------             -------

    Total assets                                                              $ 1,000             $  --
                                                                              =======             =======


LIABILITIES

Commitments and contingencies                                                 $  --               $  --
                                                                              -------             -------

SHAREHOLDER'S EQUITY:
Common Stock, par value $1 per share, authorized 150,000,000
 shares; 1,000 shares issued and outstanding                                    1,000               1,000
Subscription receivable                                                          --                (1,000)
                                                                              -------             -------

    Total shareholder's equity                                                  1,000                --
                                                                              -------             -------

    Total liabilities and shareholder's equity                                $ 1,000             $  --
                                                                              =======             =======









                   See notes to interim financial statements.

LEUCADIA NATIONAL CORPORATION - ARIZONA
Statement of Cash Flows
For the six month period ended June 30, 2003
(Unaudited)




    Net cash flows from financing activities:
    Reduction of subscription receivable                         $ 1,000
                                                                 -------

      Net cash provided by financing activities                    1,000
                                                                 -------

           Cash at January 1,                                          0
                                                                 -------

           Cash at June 30,                                      $ 1,000
                                                                 =======











                   See notes to interim financial statements.

LEUCADIA NATIONAL CORPORATION - ARIZONA
Notes to Interim Financial Statements



1. The unaudited interim financial statements, which reflect all adjustments (consisting only of normal recurring items) that management believes necessary to present fairly results of interim operations, should be read in conjunction with the Notes to Balance Sheet included in the Company's audited financial statements for the year ended December 31, 2002, which are included in the Company's Annual Report filed on Form 10-K for such year. The consolidated balance sheet at December 31, 2002 was extracted from the audited annual financial statements and does not include all disclosures required by generally accepted accounting principles for annual financial statements. The Company has not had any operating results for the period from inception through June 30, 2003.

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


Item 4.  Controls and Procedures.

(a) The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules
     13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of June 30, 2003. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of June 30, 2003.

(b) There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange
     Act) that occurred during the Company's fiscal quarter ended June 30, 2003, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                          PART III - OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K.


           a) Exhibits.
              --------

              31.1   Certification  of Principal  Executive  Officer pursuant to
                     Section 302 of the Sarbanes-Oxley Act of 2002.

              31.2   Certification  of Principal  Financial  Officer pursuant to
                     Section 302 of the Sarbanes-Oxley Act of 2002.

              32.1   Certification  of Principal  Executive  Officer pursuant to
                     Section 906 of the Sarbanes-Oxley Act of 2002.

              32.2   Certification  of Principal  Financial  Officer pursuant to
                     Section 906 of the Sarbanes-Oxley Act of 2002.

           b) Reports on Form 8-K.
              -------------------

              None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                        LEUCADIA NATIONAL CORPORATION - ARIZONA





         August 13, 2003                    By:/s/ Joseph A. Orlando
                                            -----------------------
                                            Joseph A. Orlando
                                            Chairman of the Board

                                  EXHIBIT INDEX



          31.1 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          32.1 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          32.2 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.