Form 10-K
period 2003-12-31
LEUCADIA NATIONAL CORP-ARIZONA
filed 2004-03-18
CIK 1170975

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
    For the fiscal year ended December 31, 2003
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the transition period from ____ to ____

                       Commission file number 333-86018-01

                     LEUCADIA NATIONAL CORPORATION--ARIZONA
               (Exact name of registrant as specified in charter)

        Arizona                                   75-3039789
-------------------------------             ----------------------
(State or other jurisdiction of               (I.R.S. employer
incorporation or organization)             identification number)


                              315 Park Avenue South
                            New York, New York 10010
                                 (212)460-1900
        -----------------------------------------------------------------
          (Address of principal executive offices and telephone number)

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---    ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act). Yes       No X
                                               ----     ----

     As of June 30, 2003, the registrant had no outstanding securities held by non-affiliates.

     The number of shares of the registrant's common stock outstanding as of March 16, 2004 was 1,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

     None.

                                     PART I

Item 1.    Business.
------     --------

           Leucadia National Corporation--Arizona (the "Company") is an Arizona corporation. It is a wholly owned subsidiary of Leucadia National Corporation ("Leucadia") and was formed in connection with Leucadia's proposed reorganization from New York to Bermuda. In 2002, the Company filed a registration statement on Form S-4 to register shares of its common stock, par value $1.00 per share, pursuant to the Securities Act of 1933 in connection with the proposed reorganization. No shares of the Company's common stock have been issued, other than to Leucadia. It has no operations and conducts no business.

           The Company was incorporated in April 2002. Its principal executive offices are located at c/o Leucadia National Corporation, 315 Park Avenue South, New York, NY 10010, telephone (212) 460-1900.

           The Company has no employees.

Item 2.    Properties.
------     ----------

           The Company does not own or lease any property.

Item 3.    Legal Proceedings.
------     -----------------

           None.

Item 4.    Submission of Matters to a Vote of Security Holders.
------     ---------------------------------------------------

           Not applicable.



                                     PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder
------     ----------------------------------------------------------
           Matters and Issuer Purchases of Equity Securities.
           -------------------------------------------------

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

Item 6.    Selected Financial Data.
------     -----------------------

           The following selected financial data have been summarized from the Company's consolidated financial statements and are qualified in their entirety by reference to, and should be read in conjunction with, such consolidated financial statements and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Report.


                                                                    At December 31,
                                                                    --------------
                                          2003             2002            2001           2000           1999
                                          ----             ----            ----           ----           ----

Selected Balance Sheet Data:
  Cash                                  $1,000           $   -           $   -           $   -         $   -
  Total assets                          $1,000           $   -           $   -           $   -         $   -
  Shareholder's equity                  $1,000           $   -           $   -           $   -         $   -
  Book value per common
     share                              $ 1.00           $   -           $   -           $   -         $   -

           The Company has no operations.

Item 7.    Management's Discussion and Analysis of Financial Condition and
------     ----------------------------------------------------------------
           Results of Operations.
           ---------------------

           Liquidity and Capital Resources

           During 2002, the Company issued 1,000 shares of $1 par value common stock for $1,000. As of December 31, 2002, the Company had not received the subscription proceeds and accordingly recorded a subscription receivable. The cash proceeds were received during the first quarter of 2003.

           Results of Operations

           The Company was formed in connection with Leucadia's proposed reorganization from New York to Bermuda. It has no operations and conducts no business.

Item 7A.   Quantitative and Qualitative Disclosure About Market Risk.
-------    ---------------------------------------------------------

           Not applicable.

Item 8.    Financial Statements and Supplementary Data.
------     --------------------------------------------

           Financial statements and supplementary data required by this Item 8 are set forth at the pages indicated in Item 15(a) below.

Item 9.    Changes in and Disagreements with Accountants on Accounting and
------     ----------------------------------------------------------------
           Financial Disclosure.
           --------------------

           Not applicable.

Item 9A.   Controls and Procedures.
-------    -----------------------

           (a) The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of December 31, 2003. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of December 31, 2003.

           (b) There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended December 31, 2003, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant.
-------    --------------------------------------------------

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

           Executive Officers
           ------------------

           Executive officers of the Company serve at the pleasure of the Board of Directors of the Company. As of March 16, 2004, the Company had only one executive officer; his name, age, position held and period served were as follows:

                                  Position with              Office
Name                  Age          the Company              Held Since
----                  ---          -----------              ----------

Joseph A. Orlando     48      Chairman of the              April 2002
                              Board, President,
                              Vice President and
                              Treasurer

           The Company has no outstanding securities registered pursuant to
Section 12 of the Act.

           The Company does not have an audit committee as it conducts no business. The Company does not maintain a website and does not have a code of conduct as it conducts no business and has no employees.

Item 11.   Executive Compensation.
-------    ----------------------

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

Item 12.   Security Ownership of Certain Beneficial Owners and Management.
-------    --------------------------------------------------------------

           Leucadia owns 1,000 shares of the Company's common stock, representing 100% of the outstanding shares of the Company's common stock.

Item 13.   Certain Relationships and Related Transactions.
-------    ----------------------------------------------

           The Company's sole director and executive officer, Joseph A. Orlando, is affiliated with Leucadia, which owns 100% of the Company's common stock. Mr. Orlando is a Vice President and the Chief Financial Officer of Leucadia.

Item 14.   Principal Accounting Fees and Services.
-------    --------------------------------------

           Not applicable.

Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
-------    ----------------------------------------------------------------

(a)(1)(2)  Financial Statements and Schedules:

              Report of Independent Auditors   ..........................   F-1
              Financial Statements:
                  Balance Sheets at December 31, 2003 and 2002...........   F-2
                  Statements of Cash Flows for the year ended
                    December 31, 2003 and for the period from date of
                     incorporation (April 3, 2002) to December 31, 2002..   F-3
                  Notes to Financial Statements..........................   F-4

       (3) Executive Compensation Plans and Arrangements.
           ---------------------------------------------

           Not applicable.

(b)        Reports on Form 8-K.
           -------------------

           None.

(c)        Exhibits.
           ---------

           3.1 Articles of Incorporation (filed as Exhibit 3.1 to the Registration Statement on Form S-4 of the Company and Leucadia (No. 333-86018 and 333-86018-01) (the "Joint
                      S-4")).*

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

           31.1       Certification of Principal Executive Officer pursuant to
                      Section 302 of the Sarbanes-Oxley Act of 2002.

           31.2       Certification of Principal Financial Officer pursuant to
                      Section 302 of the Sarbanes-Oxley Act of 2002.

           32.1       Certification of Principal Executive Officer pursuant to
                      Section 906 of the Sarbanes-Oxley Act of 2002.**

           32.2       Certification of Principal Financial Officer pursuant to
                      Section 906 of the Sarbanes-Oxley Act of 2002.**





----------------------------

*   Incorporated by reference.

**  Furnished herewith pursuant to item 601(b)(32) of Regulation S-K.

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     LEUCADIA NATIONAL CORPORATION--ARIZONA



         March 18, 2004             By:  /s/Joseph A. Orlando
                                         ---------------------
                                         Joseph A. Orlando
                                         Chairman of the Board


           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities indicated, on the date set forth above.




        Signature                                            Date
        ---------                                            ----

By:  /s/ Joseph A. Orlando                                  March 18, 2004
--------------------------
Joseph A. Orlando
Chairman of the Board,
President, Vice President
and Treasurer

                                  EXHIBIT INDEX


           3.1 Articles of Incorporation (filed as Exhibit 3.1 to the Registration Statement on Form S-4 of the Company and Leucadia (No. 333-86018 and 333-86018-01) (the "Joint
                      S-4")).*

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

           31.1       Certification of Principal Executive Officer pursuant to
                      Section 302 of the Sarbanes-Oxley Act of 2002.

           31.2       Certification of Principal Financial Officer pursuant to
                      Section 302 of the Sarbanes-Oxley Act of 2002.

           32.1       Certification of Principal Executive Officer pursuant to
                      Section 906 of the Sarbanes-Oxley Act of 2002.**

           32.2       Certification of Principal Financial Officer pursuant to
                      Section 906 of the Sarbanes-Oxley Act of 2002.**















----------------------------

*  Incorporated by reference.

** Furnished herewith pursuant to item 601(b)(32) of Regulation S-K.

                         Report of Independent Auditors



To the Board of Directors and
Stockholders of Leucadia National Corporation - Arizona:


In our opinion, the accompanying balance sheets and the related statements of cash flows present fairly, in all material respects, the financial position of Leucadia National Corporation - Arizona (the "Company") at December 31, 2003 and 2002 and their cash flows for the year ended December 31, 2003 and for the period from April 3, 2002 (date of incorporation) to December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




PricewaterhouseCoopers LLP
New York, New York
March 9, 2004

LEUCADIA NATIONAL CORPORATION - ARIZONA
Balance Sheets
December 31, 2003 and 2002


                                                                                        2003               2002
                                                                                        ----               ----

   ASSETS
   Cash                                                                                $ 1,000             $   -
                                                                                       -------             -------

       Total assets                                                                    $ 1,000             $   -
                                                                                       =======             =======

   LIABILITIES                                                                         $   -               $   -
                                                                                       -------             -------

   Commitments and contingencies

   SHAREHOLDER'S EQUITY:
   Common Stock, par value $1 per share, authorized 150,000,000
      shares; 1,000 shares issued and outstanding                                        1,000               1,000
   Subscription receivable                                                                 -                (1,000)
                                                                                       -------             -------

       Total shareholder's equity                                                        1,000                 -
                                                                                       -------             -------

       Total liabilities and shareholder's equity                                      $ 1,000             $   -
                                                                                       =======             =======








                       See notes to financial statements.

LEUCADIA NATIONAL CORPORATION - ARIZONA
Statements of Cash Flows
For the year ended December 31, 2003 and for the period from date of incorporation (April 3, 2002) to December 31, 2002



                                                                                      2003               2002
                                                                                      ----               ----
           Net cash flows from financing activities:
           Reduction of subscription receivable                                    $ 1,000             $     0
                                                                                   -------             -------

                Net cash provided by financing activities                            1,000                   0

           Cash at January 1,                                                            0                   0
                                                                                   -------             -------

           Cash at December 31,                                                    $ 1,000             $     0
                                                                                   =======             =======


















                       See notes to financial statements.

LEUCADIA NATIONAL CORPORATION - ARIZONA
Notes to Financial Statements



1.      Nature of Operations

        Leucadia National Corporation - Arizona (the "Company") is an Arizona corporation, which was incorporated in April 2002. It is a wholly owned subsidiary of Leucadia National Corporation ("Leucadia") and was formed in connection with Leucadia's proposed reorganization from New York to Bermuda. In 2002, the Company filed a registration statement on Form S-4 to register shares of its common stock pursuant to the Securities Act of 1933 in connection with the proposed reorganization. No shares of the Company's common stock have been issued, other than to Leucadia. It has no operations and conducts no business. Accordingly, the Company has not had any operating results for the period from inception through December 31, 2003.

2. During 2002, the Company issued 1,000 shares of $1 par value common stock for $1,000. As of December 31, 2002, the Company had not received the subscription proceeds and accordingly recorded a subscription receivable. The cash proceeds were received during the first quarter of 2003.