Form 10-Q
period 2004-06-30
LEUCADIA NATIONAL CORP-ARIZONA
filed 2004-07-29
CIK 1170975

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    ------------
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the quarterly period ended June 30, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the transition period from ____ to ____

                       Commission file number 333-86018-01

                     LEUCADIA NATIONAL CORPORATION--ARIZONA
               (Exact name of registrant as specified in charter)

              Arizona                                  75-3039789
    -------------------------------              -----------------------
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

        Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---     ---

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

         The number of shares of the registrant's common stock outstanding as of July 28, 2004 was 1,000.

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.


LEUCADIA NATIONAL CORPORATION - ARIZONA
Balance Sheets
June 30, 2004 and December 31, 2003



                                                                                      June 30,          December 31,
                                                                                        2004                2003
                                                                                     ----------         ------------
                                                                                     (Unaudited)


   ASSETS
   Cash                                                                                $ 1,000             $ 1,000
                                                                                       -------             -------

       Total assets                                                                    $ 1,000             $ 1,000
                                                                                       =======             =======

   LIABILITIES                                                                         $   -               $   -
                                                                                       -------             -------

   Commitments and contingencies

   SHAREHOLDER'S EQUITY:
       Common Stock, par value $1 per share, authorized 150,000,000
          shares; 1,000 shares issued and outstanding                                    1,000               1,000
                                                                                       -------             -------

       Total shareholder's equity                                                        1,000               1,000
                                                                                       -------             -------

       Total liabilities and shareholder's equity                                      $ 1,000             $ 1,000
                                                                                       =======             =======









                   See notes to interim financial statements.

LEUCADIA NATIONAL CORPORATION - ARIZONA
Statements of Cash Flow
For the six month periods ended June 30, 2004 and 2003
(Unaudited)



                                                                                        2004                2003
                                                                                       -------             -------


           Net cash flows from financing activities:
           Reduction of subscription receivable                                        $     0             $ 1,000
                                                                                       -------             -------

                Net cash provided by financing activities                                    0               1,000
                                                                                       -------             -------

           Cash at January 1,                                                            1,000                   0
                                                                                       -------             -------

           Cash at June 30,                                                            $ 1,000             $ 1,000
                                                                                       =======             =======













                   See notes to interim financial statements.

LEUCADIA NATIONAL CORPORATION - ARIZONA
Notes to Interim Financial Statements



1. The unaudited interim financial statements, which reflect all adjustments (consisting only of normal recurring items) that management believes necessary to present fairly results of interim operations, should be read in conjunction with the Notes to Financial Statements included in the Company's audited financial statements for the year ended December 31, 2003, which are included in the Company's Annual Report filed on Form 10-K for such year. The consolidated balance sheet at December 31, 2003 was extracted from the audited annual financial statements and does not include all disclosures required by generally accepted accounting principles for annual financial statements. The Company has not had any operating results for the period from inception through June 30, 2004.

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


Item 4.  Controls and Procedures.

(a) The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules
     13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of June 30, 2004. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of June 30, 2004.

(b) There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange
     Act) that occurred during the Company's fiscal quarter ended June 30, 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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



                                       LEUCADIA NATIONAL CORPORATION - ARIZONA




         July 29, 2004                 By: /s/ Joseph A. Orlando
                                           -------------------------------
                                           Joseph A. Orlando
                                           Chairman of the Board

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